Form 10-Q
period 1996-03-31
AMERICAN TELETRONICS INC
filed 1996-05-06
CIK 314888

U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

                           Form 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________________ to ______________

Commission file number 0-9352

                         American Teletronics, Inc.
(Exact name of small business issuer as specified in its charter)

               Colorado                         76-1675704
    (State or other jurisdiction of      (IRS Employer Identification No.)
 incorporation or organization)

          15400 Knoll Trail, Suite 205, Dallas, TX                    75248
         (Address of principal executive offices)            (Zip Code)

                              (214) 661-2345
                (Registrant's telephone number)

       ____________________________________________
__________________________________
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes   X
 No ____


              APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 52,639,056

                 PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
          AMERICAN TELETRONICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                          (Unaudited)

                             ASSETS

                                        March 31,   December 31,
                                           1996                 1995
CURRENT ASSETS
 Cash                                       $327,426               $230,591
 Certificates of Deposit, pledged
   to secure notes payable                   350,000                350,000
 Accounts Receivable, net of allowance
   for doubtful accounts of $62,422
   and $67,985 in 1996
   and 1995, respectively                    343,302                302,591
 Receivable Under Warehouse Agreements        52,100                 82,296
 Mortgage Participation Held for Sale        590,000                      -
 Mortgage Loan Receivable                     87,941                 87,941
 Prepaid Expenses                             79,490                101,610
 Workers' Compensation Insurance Deposit     755,557                813,840
 Single Family Residential Real Estate       416,588                271,435
 FmHA Loan Fees Receivable                   177,300                320,000

      TOTAL CURRENT ASSETS                 3,179,704              2,560,304

OFFICE BUILDING, FURNITURE AND EQUIPMENT     968,302                880,071
 Less Accumulated Depreciation              (232,008)              (189,438)

      NET OFFICE BUILDING, FURNITURE
        AND EQUIPMENT                        736,294                690,633

OTHER ASSETS
 Mortgage Loan Participation                 267,320                268,077
 Investment in Bank Stock                     91,500                 91,500
 Investment in Preferred Stock               204,000                204,000
 Land Held for Sale                          365,957                365,957
 Goodwill, net of accumulated
    amortization of $979,780
    and $969,836, respectively               543,619                553,563
 Noncompete Agreements, net of accumulated
    amortization of $33,750
    and $30,000, respectively                 41,250                 45,000
 Deposits and Other Assets                    67,444                 68,586
 Investment in American Teletronics,
    Inc.'s Common Stock                      142,793                 90,191
 Related Party Receivables                   315,260                319,403

      TOTAL OTHER ASSETS                   2,039,143              2,006,277

      TOTAL ASSETS                        $5,955,141             $5,257,214

                                          (Continued)
The accompanying notes are an integral part of these consolidated financial statements.
F-1

          AMERICAN TELETRONICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                          (Continued)

              LIABILITIES AND STOCKHOLDERS' EQUITY
                                         March 31,           December 31,
                                           1996                 1995
CURRENT LIABILITIES

 Notes Payable                            $1,226,746               $802,426
 Current Maturities of Long-Term Debt        295,528                294,744
 Accounts Payable                            201,843                233,691
 Accrued Liabilities                         736,632                629,387
 Deferred FmHA Loan Fees                     276,800                320,000

      TOTAL CURRENT LIABILITIES            2,737,549              2,280,248

LONG-TERM DEBT, Excluding
      Current Maturities                   1,485,238              1,248,380

      TOTAL LIABILITIES                    4,222,787              3,528,628

STOCKHOLDERS' EQUITY

 Common Stock, no par value;
      Authorized 100,000,000 shares; issued
      and outstanding 52,639,056
      and 52,139,056 shares, respectively  3,815,975              3,715,975
 Retained (Deficit)                       (2,083,621             (1,987,389)

      TOTAL STOCKHOLDERS' EQUITY           1,732,354              1,728,586

      TOTAL LIABILITIES
       AND STOCKHOLDERS' EQUITY           $5,955,141             $5,257,214
















          The Accompanying notes are an integral part
          of these consolidated financial statements.
                              F-2
          AMERICAN TELETRONICS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)

                                      Three Months          Three Months
                                          Ended                 Ended
                                      March 31, 1996       March 31, 1995
REVENUES
 Employee Leasing                         $9,809,550          $10,465,959
 Mortgage Services Income                    988,652              258,424
 Mortgage Interest                            52,090               24,856
 FmHA Loan Fee                               183,810                    -
      TOTAL REVENUES                      11,034,102           10,749,239
COST OF REVENUES
 Leased Employee Cost                      9,394,173           10,189,566
 Commissions and Other Mortgage
 Services Costs                              466,699              155,778
 Mortgage Interest                            65,030                7,226
      TOTAL COST OF REVENUES               9,925,902           10,352,570
      GROSS PROFIT                         1,108,200              396,669
SELLING EXPENSES                              55,928               82,431
GENERAL AND ADMINISTRATIVE EXPENSES
 Salaries and Employee Benefits              658,738              470,533
 Occupancy Expense                           144,140               96,277
 Amortization                                 13,694               38,087
 Other                                       321,663              181,268
      TOTAL GENERAL AND
       ADMINISTRATIVE EXPENSES             1,138,235              786,165
OTHER INCOME AND (EXPENSE)
 Interest Income                              14,159                7,797
 Other Income                                  3,439                2,433
 Interest Expense                            (80,469)             (63,828)
      TOTAL OTHER INCOME AND (EXPENSE)       (62,871)             (53,598)
(LOSS) FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                        (148,834)             (525,525)
INCOME TAX EXPENSE                                 -                     -
(LOSS) FROM CONTINUING OPERATIONS          ($148,834)            ($525,525)
DISCONTINUED OPERATIONS
 Income on Disposal of Subsidiaries           52,602                     -
NET (LOSS)                                  ($96,232)            ($525,525)

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                       52,139,056            51,668,153
(LOSS) PER SHARE
 Continuing Operations                    $         -          $      (.01)
 Discontinued Operations                            -                     -
                                          $         -          $      (.01)





          The accompanying notes are an integral part
          of these consolidated financial statements.
                              F-3
          AMERICAN TELETRONICS, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (Unaudited)             Retained
                              COMMON STOCK         Earnings
                             Shares    Amount      (Deficit)      TOTAL

BALANCE DECEMBER 31, 1994  51,668,153  $3,598,249  ($1,180,041)  $2,418,208

   Sale of Common Stock
        August, 1995          470,903     117,726            -      117,726

   Net Loss 1995                    -           -      (807,348)   (807,348)

BALANCE DECEMBER 31, 1995  52,139,056  $3,715,975   ($1,987,389) $1,728,586

   Sale of Common Stock
        March, 1996           500,000     100,000                   100,000
   Net Loss 1996                    -           -       (96,232)    (96,232)

BALANCE MARCH 31, 1996     52,639,056   3,815,975    (2,083,621)  1,732,354



























          The accompanying notes are an integral part
          of these consolidated financial statements.
                               F-4
          AMERICAN TELETRONICS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)

                                            Three Months      Three Months
                                                Ended             Ended
                                           March 31, 1996     March 31, 1995
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (Loss)                                     ($96,232)        ($525,525)
 Adjustments to Reconcile Net (Loss)
    to Net Cash Used by Operations
      Income From Discontinued Operations        (52,602)                -
      Depreciation                                42,570            21,763
      Amortization                                13,694            38,087
 Changes in Current Assets and Liabilities
      (Increase) Decrease in Accounts Receivable (40,711)           65,551
      (Increase) Decrease in Receivable Under
         Warehouse Agreements                     30,196           (14,892)
      (Increase) Mortgage Participation Held
         for Sale                               (590,000)                -
      Decrease in Prepaid Expenses                22,120            15,393
      Decrease in Workers' Compensation
         Insurance Deposit                        58,283            51,030
      Purchase Single Family Residential
          Real Estate                           (145,153)                -
      Change in Cash Overdraft                         -           (53,517)
      Increase (Decrease) in Accounts Payable    (31,848)           58,804
      Increase (Decrease) in Accrued Liabilities 107,245           225,592
      Increase in Deferred Revenue                99,500                 -
           NET CASH (USED) BY
             OPERATING ACTIVITIES               (582,938)         (117,714)
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Office Furniture and Equipment      (88,231)          (18,647)
 Mortgage Loan Participation Collections             757            (4,720)
 Deposits and Other                                1,142              (525)
           NET CASH (USED) BY
             INVESTING ACTIVITIES                (86,332)           (23,892)
CASH FLOWS FROM FINANCING ACTIVITIES
 Decrease in Related Party Receivable/Payable      4,143             72,219
 Note Borrowings                                 762,837             74,000
 Note Payments                                  (100,875)           (14,027)
 Sale of Common Stock                             100,000                 -
           NET CASH PROVIDED BY
             FINANCING ACTIVITIES                 766,105           132,192

 NET INCREASE (DECREASE) IN CASH AND
      CERTIFICATES OF DEPOSITS                     96,835            (9,414)

 CASH AND CERTIFICATES OF DEPOSITS AT THE
      BEGINNING OF THE PERIOD                     580,591           210,737

 CASH AND CERTIFICATES OF DEPOSITS AT THE END
      OF THE PERIOD                              $677,426          $201,323

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash Paid During the Year as:
           Interest Expense                      $135,621           $36,054

                          (Continued)
          The accompanying notes are an integral part of these consolidated financial statements.
                              F-5
AMERICAN TELETRONICS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)

                                            Three Months     Three Months
                                                Ended            Ended
                                           March 31, 1996     March 31, 1995

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES

 Change in Related Party Receivable/Payable    $        -          ($103,000)
 Assumption of Long-Term Debt                           -            103,000
 Decrease in FmHA Loan Fee Receivable             142,700                 -
 Decrease in Deferred Revenue                    (142,700)                -
      TOTAL                                    $        -             $   -


































          The accompanying notes are an integral part of these consolidated financial statements.
                              F-6
AMERICAN TELETRONICS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                          (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

 The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of American Teletronics, Inc. and Subsidiaries for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Comparisons:

     For the first quarter ending March 31, 1996 the Company had a 2.7% increase in total revenues of $11,034,102 as compared to $10,749,239 in the same period last year. Revenues from employee leasing declined 6.3% to $9,809,550 in 1996 as compared to $10,465,959 in the first quarter of 1995. This decline was planned and expected and is the result of management's implementation of a business plan to eliminate high risk or unprofitable business. Revenues from mortgage activities in the quarter ended March 31, 1996 increased 367% to $1,040,805 as compared to $283,280 in the first quarter of 1995. This increase was the result of the Company's acquisition of a mortgage operation in Maryland in the fourth quarter of 1995 and lower interest rates during most of the first quarter of 1996 as compared to 1995. The Company also generated $183,810 in FmHA loan premium fees in the first quarter ended March 31, 1996 as compared of none in the first quarter of 1995. Gross profit for the quarter ended March 31, 1996was $1,108,200 as compared to $396,669 in the same quarter last year, an increase of $711,531 or 179.4%. The gross margin increase was the result of improved margins in both the employee leasing division and in the mortgage division combined with the favorable impact of the FmHA loan premium fees recognized in the first quarter. Selling expenses decreased from $82,431 in the first quarter of 1995 to $55,928 in the first quarter of 1996, a net decrease of $26,503 or 32.3%, as a result of changes in the commission program in the employee leasing operation. Total general and administrative expenses increased from $786,165 in the first quarter of 1995 to $1,138,235 in the first quarter of 1996, an increaseof $352,070. This increase was primarily due to increases in personnel costs and professional fees associated with a planned spin-out of Crest. Total other income and expense increased by $9,273 in 1996 over 1995 due to increased interest expense. Losses from continuing operations were reduced from $525,525 in the first quarter of 1995 to $148,834 in the quarter inded March 31, 1996, a net reduction of $376,691 or 71.7%.
The Net Loss for the first quarter of 1995 was $525,525 as compared to a Net Loss for the quarter ended March 31, 1996 of $96,232. The additional reduction in Net Loss is attributed to the recovery of $52,602 worth of shares previously issued which have been returned to the Company.

     Total assets increased to $5,955,141 at March 31, 1996 as compared to $5,257,214 at December 31, 1995. The current ratio of the Company increased to 1:16 to 1:00 at March 31, 1996 as compared to 1:12 to 1:00 at December 31,
1996. Total liabilities increased to $4,222,787 at March 31, 1996 as compared to $3,528,628 at December 31, 1995. Total stockholders' equity increased to $1,732,354 at March 31, 1996 as compared to $1,728,586 at December 31, 1995.

Marketing:

     The Company has been successful in its target and nitch marketing efforts in both the employee leasing and mortgage divisions as is reflected above in the improved gross margin from both divisions. The Company is continuing its efforts to develop new products and programs with higher gross margins and to improve margins on existing products and programs.

Mergers and Acquisitions:

     On April 4, 1996, the Company entered into a letter of intent for a merger with Evins Personnel Consultants, Inc. and its related entities. The letter of intent includes the provision that 5,000,000 shares of the Company's common stock and warrants for an additional 9,000,000 shares, subject to performance and profitability, will be exchanged for all of the outstanding shares of Evins Personnel Consultants, Inc. and its related entities. Evins, located in Austin, Texas, provides a variety of personnel services including employee leasing, temporary placement services, contract employment services, recruiting, testing and training.

                  PART II - OTHER INFORMATION

Item 5 - Other Information

     The Company's Board of Directors has approved a spin-out and initial public offering ("IPO") of its employee leasing or professional employer organization ("PEO"), Crest Outsourcing, Inc. At the Board's direction, management has begun preliminary underwriter discussions and plans a partial stock dividend of Crest shares to ATI shareholders subsequent to the initial public offering. Terms of the offering have not yet been determined, and any offering will be made only by means of a prospectus. The Company seeks to complete the offering before year end.

     The Company's Board of Directors also approved the filing of a registration statement with the SEC to hold a Special Shareholders' meeting to approve the redomestication of the legal domicile of American Teletronics, Inc. from Colorado to Texas and to ratify an incentive compensation agreement with two executive officers of the Company. The date of the Special meeting will not be determined until the prospectus through which the offering will be made has been declared effective by the SEC.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibit 27 Financial Data Schedule

(b)  Reports on Form 8-K

     The registrant filed a report on Form 8-K on April 16, 1996, reporting under "Item 5. Other material events."
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   American Teletronics, Inc.

May 2, 1996                             /s/ John N. Stogner
                                   By: John N. Stogner, President and
                                   Principal Financial Officer