Form 10-Q
period 1995-12-31
AMERICAN TELETRONICS INC
filed 1996-08-21
CIK 314888

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

Commission file number 0-9352

                           American Teletronics, Inc.
        (Exact name of small business issuer as specified in its charter)

           Colorado                                         76-1675704
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
       or organization)

     15400 Knoll Trail, Suite 205, Dallas, TX                            75248
     (Address of principal executive offices)                         (Zip Code)

                                 (214) 661-2345
                         (Registrant's telephone number)

- --------------------------------------------        ----------------------------
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

ITEM 1 - FINANCIAL STATEMENTS

                   AMERICAN TELETRONICS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                                                                       June 30,              December 31,
                                                                                        1996                    1995
                                                                                ---------------------   ---------------------
CURRENT ASSETS
       Cash                                                                           $489,375                $230,591
       Certificates of Deposit, pledged to secure notes payable                        350,000                 350,000
       Accounts Receivable, net of allowance for doubtful
            accounts of $62,422 and $67,985 in 1996 and 1995, respectively             794,130                 302,591
       Receivable Under Warehouse Agreements                                             -                      82,296
       Mortgage Participation Held for Sale                                              -                       -
       Mortgage Loan Receivable                                                         79,141                  87,941
       Prepaid Expenses                                                                 40,987                 101,610
       Workers' Compensation Insurance Deposit                                         649,470                 813,840
       Single Family Residential Real Estate                                           254,501                 271,435
       FmHA Loan Fees Receivable                                                         -                     320,000
                                                                                ---------------------   ---------------------

            TOTAL CURRENT ASSETS                                                     2,657,604               2,560,304
                                                                                ---------------------   ---------------------

OFFICE BUILDING, FURNITURE AND EQUIPMENT                                               977,801                 880,071
       Less Accumulated Depreciation                                                  (259,517)               (189,438)
                                                                                ---------------------   ---------------------

            NET OFFICE BUILDING, FURNITURE AND EQUIPMENT                               718,284                 690,633
                                                                                ---------------------   ---------------------

OTHER ASSETS

       Mortgage Loan Participation                                                     128,028                 268,077
       Investment in Bank Stock                                                         91,500                  91,500
       Investment in Preferred Stock                                                   204,000                 204,000
       Land Held for Sale                                                              365,957                 365,957
       Goodwill, net of accumulated amortization
            of $989,725 and $969,836, respectively                                     533,674                 553,563
       Noncompete Agreements, net of accumulated amortization
            of $37,500 and $30,000, respectively                                        37,500                  45,000
       Deposits and Other Assets                                                        65,915                  68,586
       Investment in American Teletronics, Inc.'s Common Stock                         142,793                  90,191
       Related Party Receivables                                                       298,605                 319,403
                                                                                ---------------------   ---------------------

            TOTAL OTHER ASSETS                                                       1,867,972               2,006,277
                                                                                ---------------------   ---------------------

            TOTAL ASSETS                                                            $5,243,860              $5,257,214
                                                                                =====================   =====================





                                   (Continued)

                   The accompanying notes are an integral part of these consolidated financial statements.
                                       F-1

                   AMERICAN TELETRONICS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      June 30,                December 31,
                                                                                        1996                      1995
                                                                                ---------------------     ---------------------
CURRENT LIABILITIES

       Notes Payable                                                                      $1,312,048                  $802,426
       Current Maturities of Long-Term Debt                                                  137,789                   294,744
       Accounts Payable                                                                      222,688                   233,691
       Accrued Liabilities                                                                 1,557,806                   629,387
       Payables Under Warehouse Agreements                                                    85,944                     -
       Deferred FmHA Loan Fees                                                                 -                       320,000
                                                                                ---------------------     ---------------------

            TOTAL CURRENT LIABILITIES                                                      3,316,275                 2,280,248

LONG-TERM DEBT, Excluding Current Maturities                                               1,173,928                 1,248,380
                                                                                ---------------------     ---------------------

            TOTAL LIABILITIES                                                              4,490,203                 3,528,628
                                                                                ---------------------     ---------------------

STOCKHOLDERS' EQUITY

       Common Stock, no par value; Authorized 100,000,000
            shares; issued and outstanding 52,639,056 and 52,139,056
            shares, respectively                                                           3,815,975                 3,715,975
       Retained (Deficit)                                                                 (3,062,318)               (1,987,389)
                                                                                ---------------------     ---------------------

            TOTAL STOCKHOLDERS' EQUITY                                                       753,657                 1,728,586
                                                                                ---------------------     ---------------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $5,243,860                $5,257,214
                                                                                =====================     =====================




















                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                   AMERICAN TELETRONICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            Three Months Ended June 30,           Six Months Ended June 30,
                                                          --------------------------------------------------------------------------
                                                             1996               1995               1996             1995
                                                          ------------       -----------       -----------       -----------
REVENUES
       Employee Leasing                                    $10,241,475       $11,304,529       $20,051,025       $21,770,488
       Mortgage Services Income                                589,212           295,961         1,577,864           554,385
       Mortgage Interest                                        55,102            14,609           107,192            39,465
       FmHA Loan Fee                                           446,056             -               629,866             -
                                                          ------------      ------------      ------------      ------------

            TOTAL REVENUES                                  11,331,845        11,615,099        22,365,947        22,364,338

COST OF REVENUES
       Leased Employee Cost                                 10,719,971        10,269,607        20,114,144        20,459,173
       Commissions and Other Mortgage Services Costs           359,346           152,993           826,045           308,771
       Mortgage Interest                                        63,485             9,080           128,515            16,306
                                                          ------------     -------------      ------------      ------------

            TOTAL COST OF REVENUES                          11,142,802        10,431,680        21,068,704        20,784,250
                                                          ------------     -------------      ------------      ------------

            GROSS PROFIT                                       189,043         1,183,419         1,297,243         1,580,088
                                                          ------------     -------------      ------------      ------------

SELLING EXPENSES                                                56,474            77,706           112,402           160,137
                                                          ------------     -------------      ------------      ------------

GENERAL AND ADMINISTRATIVE EXPENSES
       Salaries and Employee Benefits                          579,135           495,705         1,237,873           966,238
       Occupancy Expense                                       118,826            90,415           262,966           186,692
       Amortization                                             15,394            38,752            29,088            76,839
       Other                                                   309,446           239,009           631,109           420,277
                                                          ------------    --------------       -----------      ------------

            TOTAL GENERAL AND ADMINISTRATIVE EXPENSES        1,022,801           863,881         2,161,036         1,650,046
                                                          ------------     -------------       -----------      ------------

OTHER INCOME AND (EXPENSE)
       Interest Income                                          25,138             7,344            39,297            15,143
       Other Income (Expense)                                   (3,653)           51,656              (214)           54,089
       Interest Expense                                       (109,950)          (83,477)         (190,419)         (147,305)
                                                          ------------    --------------       -----------      ------------

            TOTAL OTHER INCOME AND (EXPENSE)                   (88,465)          (24,477)         (151,336)          (78,073)
                                                          ------------     -------------       -----------      ------------

(LOSS) FROM CONTINUING OPERATIONS
       BEFORE INCOME TAXES                                    (978,697)          217,355        (1,127,531)         (308,168)

INCOME TAX EXPENSE                                               -                 -                 -                 -
                                                          ------------     -------------       -----------      ------------

(LOSS) INCOME FROM CONTINUING OPERATIONS                     ($978,697)         $217,355       ($1,127,531)        ($308,168)

DISCONTINUED OPERATIONS
       Income on Disposal of Subsidiaries                        -                 -                52,602             -
                                                          ------------     -------------       -----------      ------------

NET (LOSS) INCOME                                            ($978,697)         $217,355       ($1,074,929)        ($308,168)
                                                          ============     =============       ===========      ============

                                                            52,639,056        51,688,153        52,353,342        51,668,153
                                                          ============     =============       ===========      ============

(LOSS) PER SHARE
       Continuing Operations                                    $ (.02)       $      -              $ (.02)           $ (.01)
       Discontinued Operations                                       -               -                   -                 -
                                                          ------------    --------------       -----------      ------------
                                                                $ (.02)       $      -              $ (.02)           $ (.01)
                                                          ============     =============       ===========      ============





                   The accompanying notes are an integral part of these consolidated financial statements.

                  AMERICAN TELETRONICS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)





                                                                                  Retained
                                          COMMON STOCK                            Earnings
                                --------------------------------------------
                                  Shares                   Amount                 (Deficit)                  TOTAL
                                --------------------     -------------------      -------------------     --------------------

BALANCE DECEMBER 31, 1994         51,668,153              $3,598,249              ($1,180,041)              $2,418,208

       Sale of Common Stock
            August, 1995             470,903                 117,726                    -                      117,726

       Net Loss 1995                   -                       -                     (807,348)                (807,348)
                                --------------------     -------------------      -------------------     --------------------

BALANCE DECEMBER 31, 1995         52,139,056              $3,715,975              ($1,987,389)              $1,728,586

       Sale of Common Stock
            March, 1996              500,000                 100,000                    -                      100,000

       Net (Loss) 1996                 -                       -                   (1,074,929)              (1,074,929)
                                --------------------     -------------------      -------------------     --------------------

BALANCE JUNE 30, 1996             52,639,056              $3,815,975              ($3,062,318)                $753,657
                                ====================     ===================      ===================     ====================

























                   The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN TELETRONICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                            Three Months Ended June 30,    Six Months Ended June 30,
                                                                            ----------------------------   -------------------------
                                                                              1996             1995           1996           1995
                                                                            -----------    -------------   ------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net (Loss) Income                                                     ($978,697)      $217,355       ($1,074,929)  ($308,168)
       Adjustments to Reconcile Net (Loss) to Net Cash Used by Operation
            Income From Discontinued Operations                                  -              -               (52,602)      -
            Depreciation                                                        27,509         17,076            70,079      38,839
            Amortization                                                        15,394         38,752            29,088      76,839
       Changes in Current Assets and Liabilities
            (Increase) Decrease in Accounts Receivable                         139,172        (26,967)           98,461      38,584
            Decrease in Receivable Under Warehouse Agreements                  138,044         37,361           168,240      22,469
            (Increase) Mortgage Participation Held for Sale                      -              -              (590,000)      -
            Decrease in Prepaid Expenses                                        38,503          -                60,623      15,393
            (Increase) Decrease in Workers' Compensation Ins. Deposit          106,087       (452,167)          164,370    (401,137)
            Change in Single Family Residential Real Estate                    170,887          -                25,734       -
            Change in Cash Overdraft                                             -              -                 -         (53,517)
            Increase (Decrease) in Accounts Payable                             20,845         (6,409)          (11,003)     52,395
            Increase in Accrued Liabilities                                    821,174        180,904           928,419     406,496
            Decrease in Deferred Revenue                                       (99,500)         -                 -           -
                                                                            -----------    ----------------  ----------   ----------
                 NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES              399,418          5,905          (183,520)   (111,807)
                                                                            -----------    ----------------  ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of Office Furniture and Equipment                               (9,499)       (32,945)          (97,730)    (51,592)
       Mortgage Loan Participation Collections                                 139,292            448           140,049      (4,272)
       Deposits and Other                                                         (170)       (10,261)              972     (10,786)
                                                                            -----------    ----------------  ----------   ----------
                 NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES              129,623        (42,758)           43,291     (66,650)
                                                                            -----------    ----------------  ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
       Decrease in Related Party Receivable/Payable                             16,655         73,292            20,798     146,229
       Note Borrowings                                                           -              -               762,837      74,000
       Note Payments                                                          (383,747)       (17,466)         (484,622)    (31,493)
       Sale of Common Stock                                                      -              -               100,000       -
                                                                            -----------    ----------------  ----------   ----------
                 NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES             (367,092)        55,826           399,013     188,736
                                                                            -----------    ----------------  ----------   ----------

       NET INCREASE IN CASH AND CERTIFICATES
            OF DEPOSIT                                                         161,949         18,973           258,784      10,279

       CASH AND CERTIFICATES OF DEPOSITS AT THE BEGINNING
            OF THE PERIOD                                                      677,426        202,043           580,591     210,737
                                                                            -----------    ----------------  ----------   ----------

       CASH AND CERTIFICATES OF DEPOSITS AT THE END
            OF THE PERIOD                                                     $839,375       $221,016          $839,375    $221,016
                                                                            ===========    ================  ==========   ==========

       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash Paid During the
            Year as:
                 Interest Expense                                              $64,421        $39,477          $105,507     $75,531
                                                                            ===========    ================  ==========   ==========

       SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
            FINANCING ACTIVITIES
            Change in Related Party Receivable/Payable                           -              -                 -       ($103,000)
            Assumption of Long-Term Debt                                         -              -                 -         103,000
            Receivable from Insurance Company                                    -           (420,000)            -        (420,000)
            Increase in Workers' Comp Claim Liability                            -            570,000             -         570,000
            Decrease in Workers' Comp Insurance Deposit                          -           (150,000)            -        (150,000)
                                                                            -----------    ----------------  ----------   ----------
            TOTAL                                                           $    -         $    -      $          -       $   -
                                                                            ===========    ================  ==========   ==========



                   The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN TELETRONICS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                                   (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of American Teletronics, Inc. and Subsidiaries for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Comparisons:

First Six Months of 1996: For the six months ending June 30, 1996, ATI had consolidated revenues of $22,365,947. This compares to $22,364,338 for a like period in 1995 for a net increase of $1,609. Revenues from employee leasing decreased from $21,770,488 in 1995 to $20,051,025 for 1996 or $1,719,463 for the
first six months of 1996, a decrease of 7.7%. This reduction is a result of management's decision to eliminate unprofitable and/or high risk business during the last two quarters of 1995 and by requiring that all new business meet heightened standards for credit, safety and profitability. Mortgage fee revenues increased from $593,850 during the first six months of 1995 to $2,314,922, an increase of $1,721,072 or 289.8% for the comparable period. This increase is a result of revenues of $839,623 from the Timonium, Maryland branch which was not in existence in 1995, $629,866 from the FmHA government guaranteed loan program and increased revenues from the Dallas, Texas branch from mortgage products which have been in development and are now starting to be implemented.

For the six months ending June 30, 1996, ATI had a consolidated loss from all operations of $1,074,929 compared to a comparable loss of $308,168 for the six months ending June 30, 1995. This increase in loss of $766,761 is primarily a result of a determination on the part of management to recognize the total amount of the future costs of workers compensation claims as estimated by its insurance carrier in the period of occurrence rather than as the claims are paid. The net effect of this change from previous recognition is an adjustment in workers compensation expense of approximately $800,000. Two large claims which occurred in the first six months of 1996 and which may amount to approximately $480,000 which could be paid over the next four (4) years was a principal reason to cause management to focus on the expense treatment. Management believes this recognition treatment is more conservative than the previous method and as such eliminates the requirement to adjust previous insurance policy years. In the event that the claims incurred do not mature into requirements for paid claims in the amount recognized then a recovery will be recognized as reduced expenses in subsequent periods. Since it is anticipated that Crest Outsourcing, Inc. ("Crest"), ATI's professional employer organization ("PEO"), will be involved in a "Spin Out" in the near future, this more conservative recognition of expenses will assist in the disclosure of the risk associated with the PEO industry. This risk can be eliminated by Crest obtaining a fully insured workers compensation program.

Additional losses of $159,226 were incurred in the Timonium branch during the six month period as a result of the increase in interest rates causing delays in closing residential loans that have been fully processed and from the change in policy from the Veterans Administration limiting refinancing of loans which would have been approved previously. The delay in these closings and the policy change caused a reduction in the Timonium revenues from $625,928 in the first quarter of 1996 to $213,695 in the second quarter of 1996. At the beginning of the third quarter, 1996, Timonium adopted the wider menu of services which were developed in the Dallas branch and which are not as interest rate sensitive and accordingly anticipates that revenues will increase by the end of the year. The Dallas branch experienced increased mortgage operation revenue of $632,465 for the first six months of 1996 as compared to $593,850 for the same period in 1995, an increase of 6.5%. The remaining revenue increase of $629,866 is attributed to the government guaranteed loan program. Net income from the combined mortgage division was $225,485 before income tax considerations as compared to a loss of $359,593 for the same period 1995. This is an improvement of $585,078 which is primarily attributed to the earnings from the government guaranteed loan program and increased revenues.

Second Quarter of 1996: For the second quarter ending June 30, 1996, ATI had consolidated revenues of $11,331,845. This compares to $11,615,099 for a like period in 1995 for a net decrease of $283,254. Revenues from employee leasing decreased from $11,304,529 in the second quarter of 1995 to $10,241,475 for the same period in 1996 or $1,063,054, a decrease of 9.1%. This reduction is a result of management's decision to eliminate unprofitable and/or high risk business during the last two quarters of 1995 and by requiring that all new business meet heightened standards for credit, safety and profitability. Mortgage fee revenues increased from $310,570 during the second quarter of 1995 to $1,090,370 for the second quarter of 1996, an increase of $779,800. This increase is a result of revenues of $213,695 from the Timonium, Maryland branch which was not in existence in 1995, $446,056 from the government guaranteed loan program and increased revenues from the Dallas, Texas branch from mortgage products which have been in development and are now starting to be implemented.

For the second quarter ending June 30, 1996, ATI had a consolidated loss from all operations of $978,697 compared to a consolidated profit of $217,355 for the second quarter ending June 30, 1995. This increase in loss of $1,196,052 is primarily a result of a determination on the part of management to recognize the total amount of the future costs of workers compensation claims as estimated by its insurance carrier in the period of occurrence rather than as the claims are paid. The net effect of this change from previous recognition is an adjustment in workers compensation expense of approximately $800,000 in the second quarter of 1996. Two claims, mentioned above, which occurred in the first six months of 1996 and which may amount to approximately $480,000 and which could be paid over the next four (4) years was a principal reason to cause management to focus on the expense treatment. Management believes this recognition treatment is more conservative than the previous method and as such eliminates the requirement to adjust previous insurance policy years.

Losses of $183,545 were incurred in the Timonium branch in the second quarter as a result of the increase in interest rates causing delays in closing residential loans that have been fully processed and from the change in policy from the Veterans Administration limiting refinancing of loans which would have been approved previously. The delay in these closings and the policy change caused a reduction in the Timonium revenues from $625,928 in the first quarter of 1996 to $213,695 in the second quarter of 1996. At the beginning of the third quarter, 1996, Timonium adopted the wider menu of services which were developed in the Dallas branch and which are not as interest rate sensitive and accordingly anticipates that revenues will increase by the end of the year. The Dallas branch experienced mortgage operation revenue of $312,904 for the second quarter of 1996 as compared to $310,570 for the same period in 1995. The remaining revenue increase of $446,056 is attributed to the government guaranteed loan program. Net income from the combined mortgage division was $136,659 before income tax considerations as compared to a loss of $171,310 for the same period 1995. This is an improvement of $307,969 which is primarily attributed to the earnings from the government guaranteed loan program and increased revenues during the second quarter.

With the recognition of the additional expenses associated with the workers compensation claims the Company's Stockholder Equity will decrease to $753,657 as compared to $2,110,040 at June 30, 1995.

Cash and Temporary Cash Investments increased during the second quarter by $161,949. This change is attributed to $399,418 from operations and $129,623 from investing activities less $367,092 in financing (debt repayment) activities.

Marketing
ATI continues to develop new marketing programs for both the PEO operation and the mortgage division. Marketing in the PEO operation is being developed through increased Agent/Broker activities and is directed towards geographic expansion and specific niche markets as opposed to the prior broad approach to all markets. The Agent/Broker network that is being developed is adding additional geographic areas and now includes Texas through the merger with Exceptional Resource Services, Inc., a company that is part of the acquisition of the Evins Group. This merger was reported earlier and is scheduled to close before the end of August, 1996. New marketing activities are also commencing in Oklahoma, Tennessee, Louisiana and Kansas through the Agent/Broker network.

Marketing developments in the mortgage division continue in the Home-A-Loan, Alternative Finance and Manufactured Housing areas. Management anticipates that increases in revenues and margins from all areas will continue as more relationships and markets develop.

Joint Ventures, Mergers and Acquisitions
The execution of a definitive agreement to merge the Evins Group of Austin, Texas, was executed the 29th day of July, 1996. Since that date two of the entities being merged have begun joint efforts with Crest. The closing date for the remaining entities has been extended by agreement of all parties to allow for the completion of financing for future growth.

Item 6. Exhibits and Reports on Form 8-k

(a)      Exhibit 27 - Financial Data Schedule

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   American Teletronics, Inc.

August 21, 1996                    /s/John N. Stogner
                                   By: John N. Stogner, President and Principal
                                   Financial Officer