Form 10-Q
period 1996-09-30
AMERICAN TELETRONICS INC
filed 1996-12-16
CIK 314888

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended September 30, 1996

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

                         Commission file number 0-9352

                           American Teletronics, Inc.
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Colorado                                               76-1675704
-------------------------------------------------------------------------------
  (State or other jurisdiction of incorporation or organization) (IRS Employer
                                                           Identification No.)

  15400 Knoll Trail, Suite 205, Dallas, TX                      75248
-------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                 (214) 661-2345
-------------------------------------------------------------------------------
                         (Registrant's telephone number)

-------------------------------------        ----------------------------------
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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Information.

                   AMERICAN TELETRONICS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                                                            September 30,   December 31,
                                                                                1996           1995
                                                                             -----------    -----------
CURRENT ASSETS

       Cash ..............................................................   $   449,778    $   230,591
       Certificates of Deposit, pledged to secure notes payable ..........       350,000        350,000
       Accounts Receivable, net of allowance for doubtful
            accounts of $62,422 and $67,985 in 1996 and 1995, respectively       532,496        302,591
       Receivable Under Warehouse Agreements .............................          --           82,296
       Mortgage Loan Receivable ..........................................        79,141         87,941
       Prepaid Expenses ..................................................        12,136        101,610
       Workers' Compensation Insurance Deposit ...........................       943,490        813,840
       Single Family Residential Real Estate .............................       220,935        271,435
       FmHA Loan Fees Receivable .........................................          --          320,000
                                                                             -----------    -----------

            TOTAL CURRENT ASSETS .........................................     2,587,976      2,560,304
                                                                             -----------    -----------

OFFICE BUILDING, FURNITURE AND EQUIPMENT .................................       986,963        880,071
       Less Accumulated Depreciation .....................................      (299,215)      (189,438)
                                                                             -----------    -----------

            NET OFFICE BUILDING, FURNITURE AND EQUIPMENT .................       687,748        690,633
                                                                             -----------    -----------

OTHER ASSETS

       Mortgage Loan Participation .......................................       128,028        268,077
       Investment in Bank Stock ..........................................        91,500         91,500
       Investment in Preferred Stock .....................................       204,000        204,000
       Land Held for Sale ................................................       365,957        365,957
       Goodwill, net of accumulated amortization
            of $1,011,379 and $969,836, respectively .....................       512,020        553,563
       Noncompete Agreements, net of accumulated amortization
            of $41,250 and $30,000, respectively .........................        33,750         45,000
       Deposits and Other Assets .........................................        42,090         68,586
       Related Party Receivables .........................................       127,165        319,403
                                                                             -----------    -----------

            TOTAL OTHER ASSETS ...........................................     1,504,510      1,916,086
                                                                             -----------    -----------

            TOTAL ASSETS .................................................   $ 4,780,234    $ 5,167,023
                                                                             ===========    ===========


                                   (Continued)
                   The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN TELETRONICS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                                     September 30,    December 31,
                                                                          1996            1995
                                                                       -----------    -----------
CURRENT LIABILITIES

       Notes Payable ...............................................   $ 1,114,042    $   802,426
       Current Maturities of Long-Term Debt ........................       290,825        294,744
       Accounts Payable ............................................       227,244        233,691
       Accrued Liabilities .........................................     1,891,607        629,387
       Payables Under Warehouse Agreements .........................       347,682           --
       Deferred FmHA Loan Fees .....................................          --          320,000
                                                                       -----------    -----------

            TOTAL CURRENT LIABILITIES ..............................     3,871,400      2,280,248

LONG-TERM DEBT, Excluding Current Maturities .......................       972,842      1,248,380
                                                                       -----------    -----------

            TOTAL LIABILITIES ......................................     4,844,242      3,528,628
                                                                       -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

       Common Stock, no par value; Authorized 100,000,000
            shares; issued and outstanding 52,639,056 and 52,139,056
            shares, respectively ...................................     3,815,975      3,715,975
       Retained (Deficit) ..........................................    (3,501,476)    (1,987,389)
                                                                       -----------    -----------
                                                                           314,499      1,728,586
            Less Treasury Shares at Cost ...........................      (378,507)       (90,191)
                                                                       -----------    -----------


            TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ...................       (64,008)     1,638,395
                                                                       -----------    -----------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) ...   $ 4,780,234    $ 5,167,023
                                                                       ===========    ===========
















                   The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN TELETRONICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three Months Ended Sept 30,     Nine Months Ended Sept 30,
                                                        ----------------------------    ----------------------------
                                                           1996              1995           1996             1995
                                                        ------------    ------------    ------------    ------------
REVENUES
       Employee Leasing .............................   $ 11,015,513    $ 10,512,036    $ 31,066,538    $ 32,282,524
       Mortgage Services Income .....................        422,925         497,576       2,000,789       1,051,961
       Mortgage Interest ............................         52,382          43,754         159,574          83,219
       FmHA Loan Fees ...............................           --              --           629,866            --
                                                        ------------    ------------    ------------    ------------

            TOTAL REVENUES ..........................     11,490,820      11,053,366      33,856,767      33,417,704
                                                        ------------    ------------    ------------    ------------

COST OF REVENUES
       Leased Employee Cost .........................     10,591,480       9,618,264      30,705,624      30,077,437
       Commissions and Other Mortgage Services Costs         278,523         155,496       1,104,568         464,267
       Mortgage Interest ............................         34,484          26,434         162,999          42,740
                                                        ------------    ------------    ------------    ------------

            TOTAL COST OF REVENUES ..................     10,904,487       9,800,194      31,973,191      30,584,444
                                                        ------------    ------------    ------------    ------------

            GROSS PROFIT ............................        586,333       1,253,172       1,883,576       2,833,260
                                                        ------------    ------------    ------------    ------------

SELLING EXPENSES ....................................         65,769          54,250         178,171         214,387
                                                        ------------    ------------    ------------    ------------

GENERAL AND ADMINISTRATIVE EXPENSES
       Salaries and Employee Benefits ...............        533,775         458,250       1,771,648       1,424,488
       Occupancy Expense ............................        125,802         104,502         388,768         291,194
       Amortization .................................         27,005          55,597          56,093         132,436
       Other ........................................        228,136         284,420         859,245         704,697
                                                        ------------    ------------    ------------    ------------

            TOTAL GENERAL AND ADMINISTRATIVE EXPENSES        914,718         902,769       3,075,754       2,552,815
                                                        ------------    ------------    ------------    ------------

OTHER INCOME AND (EXPENSE)
       Interest Income ..............................         23,865            --            63,162          15,143
       Other Income (Expense) .......................           (457)         (9,011)           (671)         45,078
       Interest Expense .............................        (68,412)        (94,136)       (258,831)       (241,441)
                                                        ------------    ------------    ------------    ------------

            TOTAL OTHER INCOME AND (EXPENSE) ........        (45,004)       (103,147)       (196,340)       (181,220)
                                                        ------------    ------------    ------------    ------------

(LOSS) INCOME FROM CONTINUING OPERATIONS
       BEFORE INCOME TAXES ..........................       (439,158)        193,006      (1,566,689)       (115,162)

INCOME TAX EXPENSE ..................................           --              --              --              --
                                                        ------------    ------------    ------------    ------------

(LOSS) INCOME FROM CONTINUING OPERATIONS ............   ($   439,158)   $    193,006    ($ 1,566,689)   ($   115,162)

DISCONTINUED OPERATIONS
       Income on Disposal of Subsidiaries ...........           --              --            52,602            --
                                                        ------------    ------------    ------------    ------------

NET (LOSS) INCOME ...................................   ($   439,158)   $    193,006    ($ 1,514,087)   ($   115,162)
                                                        ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ..........     52,639,056      51,688,153      52,439,056      51,668,153
                                                        ============    ============    ============    ============

(LOSS) INCOME PER SHARE
       Continuing Operations ........................   ($      0.01)   $       0.00    ($      0.03)   $       0.00
       Discontinued Operations ......................           --              --              --              --
                                                        ------------    ------------    ------------    ------------
                                                        ($      0.01)   $       0.01    ($      0.03)   $       0.00
                                                        ============    ============    ============    ============











                   The accompanying notes are an integral part of these consolidated financial statements.
                                       F-3

                   AMERICAN TELETRONICS, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)




                                                                     Retained
                                             COMMON STOCK            Earnings      Treasury
                                        ------------------------
                                          Shares          Amount     (Deficit)       Stock         TOTAL
                                        ----------  ------------  -------------  ------------ --------------

BALANCE DECEMBER 31, 1994 ..........    51,668,153   $ 3,598,249   ($1,180,041)          --      $ 2,418,208

       Sale of Common Stock
            August, 1995 ...........       470,903       117,726          --      $   117,726

       Acquisition of Treasury Stock          --            --            --           -90191    ($   90,191)

       Net Loss 1995 ...............          --            --        (807,348)   ($  807,348)
                                       -----------   -----------   -----------    -----------    -----------

BALANCE DECEMBER 31, 1995 ..........    52,139,056   $ 3,715,975   ($1,987,389)   ($   90,191)   $ 1,638,395

       Sale of Common Stock
            March, 1996 ............       500,000       100,000          --             --      $   100,000

       Acquisition of Treasury Stock          --            --            --         (288,316)      (288,316)

       Net (Loss) 1996 .............          --            --      (1,514,087)          --      ($1,514,087)
                                       -----------   -----------   -----------    -----------    -----------

BALANCE SEPT 30, 1996 ..............    52,639,056   $ 3,815,975   ($3,501,476)   ($  378,507)   ($   64,008)
                                       ===========   ===========   ===========    ===========    ===========































              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                       F-4

                  AMERICAN TELETRONICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)



                                                                           Three Months Ended               Nine Months Ended
                                                                                Sept 30,                           Sept 30,
                                                                          --------------------------    ----------------------------
                                                                               1996            1995         1996            1995


CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss) Income ....................................................   ($  439,158)   $   193,006    ($1,514,087)   ($  115,162)
  Adjust. to Reconcile Net (Loss)Income to Net Cash Used by Operation
       Income From Discontinued Operations .............................          --             --          (52,602)          --
       Depreciation ....................................................        36,398         32,266        106,477         71,105
       Amortization ....................................................        27,005         55,597         56,093        132,436
  Changes in Current Assets and Liabilities
       (Increase) Decrease in Accounts Receivable ......................       261,634         49,090       (229,905)        87,674
       Collection of Insurance Receivable ..............................          --          420,000           --          420,000
       (Increase) Decrease in Receivable Under Warehouse Agreements ....       261,738        (21,389)       429,978          1,080
       Decrease in Prepaid Expenses ....................................        28,851           --           89,474         15,393
       (Increase) in Workers' Compensation Ins. Deposit ................      (294,020)      (200,788)      (129,650)      (601,925)
       Change in Single Family Residential Real Estate .................        33,566           --           59,300           --
       Change in Cash Overdraft ........................................          --             --             --          (53,517)
       Increase (Decrease) in Accounts Payable .........................         4,556        (19,557)        (6,447)        32,838
       Increase (Decrease) in Accrued Liabilities ......................       333,801       (142,572)     1,262,220        263,924
                                                                           -----------    ------------   ------------   ------------
            NET CASH PROVIDED BY OPERATING ACTIVITIES ..................       254,371        365,653         70,851        253,846
                                                                           -----------    ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Office Furniture and Equipment ...........................        (9,162)       (34,529)      (106,892)       (86,121)
  Mortgage Loan Participation Collections ..............................          --          (85,206)       140,049        (89,478)
  Deposits and Other ...................................................        25,524         41,782         26,496         30,996
                                                                           -----------    ------------   ------------   ------------
            NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES ...........        16,362        (77,953)        59,653       (144,603)
                                                                           -----------    ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in Related Party Receivable/Payable .........................       (64,274)      (379,119)       (43,476)      (232,890)
  Note Borrowings ......................................................          --          429,300        762,837        503,300
  Note Payments ........................................................      (246,056)       (93,791)      (730,678)      (125,284)
  Sale of Common Stock .................................................          --          117,726        100,000        117,726
                                                                           -----------    ------------   ------------   ------------
            NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES ...........      (310,330)        74,116         88,683        262,852
                                                                           -----------    ------------   ------------   ------------
   NET INCREASE (DECREASE) IN CASH AND CERTIFICATES
       OF DEPOSIT ......................................................       (39,597)       361,816        219,187        372,095
   CASH AND CERTIFICATES OF DEPOSITS AT THE BEGINNING
       OF THE PERIOD ...................................................       839,375        221,016        580,591        210,737
                                                                           -----------    ------------   ------------   ------------
   CASH AND CERTIFICATES OF DEPOSITS AT THE END
       OF THE PERIOD ...................................................   $   799,778    $   582,832    $   799,778    $   582,832
                                                                           ===========    ===========    ===========    ===========
   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash Paid During the
       Year as:
            Interest Expense ...........................................   $   102,896    $    49,147    $   421,830    $   124,678
                                                                           ===========    ===========    ===========    ===========
 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
       FINANCING ACTIVITIES
       Change in Related Party Receivable/Payable ......................       235,714           --             --      ($  103,000)
       Treasury Shares .................................................      (235,714)          --             --
       Assumption of Long-Term Debt ....................................          --             --             --          103,000
       Receivable from Insurance Company ...............................          --             --             --          420,000
       Aquisition of Assets ............................................          --         (156,250)          --         (156,250)
       Common Stock ....................................................          --          156,250           --          156,250
       Increase in Workers' Comp Claim Liability .......................          --             --             --             --
       Decrease in Workers' Comp Insurance Deposit .....................          --             --             --         (420,000)
                                                                            -----------    ------------   ------------   -----------
       TOTAL ...........................................................   $      --      $      --      $      --      $      --
                                                                            ===========    ===========    ===========    ===========





     The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN TELETRONICS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                                   (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of American Teletronics, Inc. and Subsidiaries for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Comparisons:

First Nine Months of 1996: For the nine months ending September 30, 1996, ATI had consolidated revenues of $33,856,767. This compares to $33,417,704 for a like period in 1995 for a net increase of $439,063. Revenues from employee leasing decreased from $32,282,524 in 1995 to $31,066,538 for 1996 or $1,215,986
for the first nine months of 1996, a decrease of 3.8%. This reduction is a result of management's decision to eliminate unprofitable and/or high risk business during the third and fourth quarters of 1995 and by requiring that all new business meet heightened standards for credit, safety and profitability. Mortgage fee revenues increased from $1,051,961 during the first nine months of 1995 to $2,630,655, an increase of $1,578,694 or 150.1% for the comparable period. This increase is a result of revenues of $904,443 from the Timonium, Maryland branch which was not in existence in 1995, $629,866 from the FmHA government guaranteed loan program and increased revenues from the Dallas, Texas branch from mortgage products, which have been in development and are now starting to be implemented.

For the nine months ending September 30, 1996, ATI had a consolidated loss from all operations of $1,514,087 compared to a comparable loss of $115,162 for the nine months ending September 30, 1995. This increase in loss of $1,398,925 is primarily a result of the following: (1) a determination on the part of management to recognize the total amount of the future costs with the employee leasing operation of workers compensation claims as estimated by its insurance carrier in the period of occurrence rather than as the claims are paid. The net effect of this change from previous recognition is an adjustment in workers compensation expense of approximately $800,000. Two large claims, which occurred in the first six months of 1996 and may amount to approximately $480,000 and could be paid over the next four years was a principal reason to cause management to focus on the change in the expense treatment. Management believes this recognition treatment is more conservative than the previous method and as such eliminates the potential requirement to adjust previous insurance policy years. In the event that the claims incurred do not mature into requirements for paid claims in the amount recognized then a recovery will be recognized as reduced expenses in subsequent periods. Since it is anticipated that Crest Outsourcing, Inc. ("Crest"), ATI's professional employer organization ("PEO"), will be involved in a "Spin Out" in the near future, this more conservative recognition of expenses will assist in the disclosure of the risk associated with the PEO Industry. This risk can be eliminated by Crest obtaining a fully insured workers compensation program. (2) A change by the Veteran's Administration in the amount of points charged on each mortgage loan and the elimination of variable rates from the current VA program has severally reduced the Timonium, Maryland revenues and caused that branch to incur losses of $359,494 for the nine month period and (3) the decision by management to defer recognition of income on FmHA loans until the cash is received rather than when the loan closes. This decision is to recognize the difficulty in estimating the timing of when cash will be received from these loans after they have closed and the guarantee is issued.

At the start of the third quarter the Timonium branch adopted a wider menu of services which are consistent with the Dallas branch and which are not as interest rate sensitive and accordingly anticipated that revenues would increase by the end of the year. However, the anticipated increases in revenue did not occur and the mortgage operation is in the process of selling the Timonium operation to the employees in Maryland. In the event the sale is consummated, the operation will continue on a "Net Branch" basis with no future liabilities being assumed by the Company. The Dallas branch experienced mortgage operation revenues of $1,618,940 for the first nine months of 1996 as compared to $1,135,180 for the same period in 1995, an increase of 42.6%. The revenue increase of $482,760 is attributed to increased revenues of $629,866 from the government guaranteed loan program and a decrease in revenues of $147,106 due to a reduction of mortgage revenue for the previous comparable nine month period. The combined mortgage division sustained a combined profit of $170,431 before corporate overhead allocation and income tax provision. This compares to a loss of $475,385 for the nine month period ending September 30, 1995. This is an improvement of $645,816 of which the government guaranteed loan program represents $629,866 of the increase.

Third Quarter of 1996: For the third quarter ending September 30, 1996, ATI had consolidated revenues of $11,490,820. This compares to $11,053,366 for a like period in 1995 for a net increase of $437,454. Revenues from employee leasing increased from $10,512,036 in the third quarter of 1995 to $11,015,513 for the same period in 1996 or $503,477, an increase of 4.8%. This increase reflects the first quarter that Crest, ATI's employee leasing subsidiary, has produced comparative numbers since Crest management began eliminating unprofitable and high risk clients. Crest's management decision to eliminate unprofitable and/or high risk business during the last two quarters of 1995 and by requiring that all new business meet heightened standards for credit, safety and profitability decreased revenues for the four consecutive quarters ending June 30, 1996. Mortgage fee revenues decreased from $497,576 during the third quarter of 1995 to $422,925 for the third quarter of 1996, a decrease of $74,651. This decrease is all related to decreased revenues from the Dallas operation. No revenue was recognized from government guaranteed loans and the Timonium, Maryland branch contributed revenues of $64,820.

For the third quarter ending September 30, 1996, ATI had a consolidated loss from all operations of $439,158 compared to a consolidated profit of $193,006 for the third quarter ending September

30, 1995. This increase in loss of $632,164 is primarily a result of a determination on the part of management to recognize the total amount of the future costs of workers compensation claims as estimated by its insurance carrier in the period of occurrence rather than as the claims are paid. The net effect of this change from previous recognition is an adjustment in workers compensation expense of approximately $800,000 in the second quarter of 1996. Two claims, mentioned above, which occurred in the first six months of 1996 and which may amount to approximately $480,000 and which could be paid over the next four years was a principal reason to cause management to focus on the expense treatment. Management believes this recognition treatment is more conservative than the previous method and as such eliminates the requirement to adjust previous insurance policy years.

Losses of $200,257 were incurred in the Timonium branch in the third quarter as a result of the continuing decreased revenues associated with discontinued or curtailed refinance programs by the Veterans Administration. Revenues declined from $213,695 in the second quarter of 1996 to $64,820 in the third quarter of 1996. At the beginning of the third quarter, 1996, Timonium adopted the wider menu of services which were developed in the Dallas branch and which are not as interest rate sensitive and accordingly anticipates that revenues will increase by the end of the year. This strategy was unsuccessful, and the Timonium Branch is being sold to the employees effective October 1, 1996. The Dallas branch experienced mortgage operation revenue of $303,031 for the third quarter of 1996 as compared to $310,570 for the same period in 1995.

Cash and Temporary Cash Investments increased during the third quarter by $361,095. This change is attributed to $365,653 from operations and $74,116 from financing activities less $77,953 from investing in activities.

Marketing

ATI continues to develop new marketing programs for both the PEO operation and the mortgage division. Marketing in the PEO operation is being developed through increased Agent/Broker activities and is directed towards geographic expansion and specific niche markets as opposed to the prior broad approach to all markets. The Agent/Broker network that is being developed is continuing to develop brokers in other geographics areas. This merger was reported earlier and is scheduled to close before the end of August, 1996. Marketing developments in the mortgage division continue in the Home-A-Loan, Alternative Finance and Manufactured Housing areas. Management anticipates that increases in revenues and margins from all areas will continue as more relationships and markets develop.

Joint Ventures, Mergers and Acquisitions, and Financing

     The execution of an agreement with Holigan Family Investments, Inc., Three Putt, Ltd. and Argo Realty, Inc., the wholly owned subsidiary of the mortgage operation, to create a Limited Liability Company to be known as Heart of Texas Trails, LLC is the first manufactured home land development for the Company. The development is approximately eighty acres and is scheduled for 288 lots. The mortgage division will provide the mortgage expertise, Holigan Family Investments, Inc. will provide the sales effort and the manager on site will be Three Putt, Ltd. Thedevelopment is located in Bellmeade adjacent to Waco, Texas. The first sales are scheduled for the spring of 1997.

rest Outsourcing, Inc. has entered into a letter agreement with Southcoast Capital Corporation wherein Southcoast will act as Crest's exclusive financial adviser and agent to assist Crest with a best efforts private placement offering of approximately $5,000,000. The use of proceeds include funds for mergers and acquisitions, the development of additional marketing programs and the creation of a captive insurance company.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibit 27 Financial Data Schedule

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      American Teletronics, Inc.
December 13, 1996                                     /s/ Harry K. Myers, Jr.
                                                      _________________________
                                                      By: Harry K. Myers, Jr.,
                                                      Chairman and Principal
                                                      Financial Officer